Form 10-K
period 2013-12-31
AmeriCredit Automobile Receivables Trust 2010-A; AMERICREDIT FINANCIAL SERVICES INC; AFS SenSub Corp.
filed 2014-03-31
CIK 1488112, 1002761, 1347185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “ large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	MINE SAFETY DISCLOSURES

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of March 25, 2010, between AmeriCredit Automobile Receivables Trust 2010-A and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of March 25, 2010, between AFS SenSub Corp. and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of March 25, 2010, among AmeriCredit Automobile Receivables Trust 2010-A, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.1	Purchase Agreement, dated as of March 25, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of March 26, 2010, among Assured Guaranty Corp., AFS SenSub Corp. and Credit Suisse Securities (USA) LLC and DB Securities, Inc. (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, AFS SenSub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp. (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.4	Premium Letter, dated March 31, 2010, among AFS SenSub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of March 31, 2010, and delivered by Assured Guaranty Corp. (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.8	Custodian Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of March 25, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	The audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from the Annual Report on Form 10-K filed by Assured Guaranty Ltd. (File No.001-32141) with the SEC on February 28, 2014).

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

ITEM 1114(b)(2) OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

The audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries are incorporated herein by reference from the Annual Report on Form 10-K filed by Assured Guaranty Ltd. (File No. 001-32141) with the SEC on February 28, 2014. You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date.

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2010-A has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-A

By:	AFS SENSUB CORP.,
as Depositor

By:	/s/ Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President, Chief Financial Officer and Treasurer
Dated: March 28, 2014

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-A

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of March 25, 2010, between AmeriCredit Automobile Receivables Trust 2010-A and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of March 25, 2010, between AFS SenSub Corp. and Wilmington Trust Company, as Owner Trustee (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of March 25, 2010, among AmeriCredit Automobile Receivables Trust 2010-A, AmeriCredit Financial Services, Inc., as Servicer, AFS SenSub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.1	Purchase Agreement, dated as of March 25, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS SenSub Corp., as Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of March 26, 2010, among Assured Guaranty Corp., AFS SenSub Corp. and Credit Suisse Securities (USA) LLC and DB Securities, Inc. (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, AFS SenSub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp. (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.4	Premium Letter, dated March 31, 2010, among AFS SenSub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of March 31, 2010, and delivered by Assured Guaranty Corp. (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.8	Custodian Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of March 25, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor (incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2013.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	The audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from the Annual Report on Form 10-K filed by Assured Guaranty Ltd. (File No.001-32141) with the SEC on February 28, 2014).